Form 10-K/A
WELLS FARGO MORTGAGE BACKED SECURITIES 2002-14 TRUST
filed 2003-06-12
CIK 1178745

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

  Dated: June 6, 2003

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



      Date: 6/6/03


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

/s/ Pete Wissinger               February 25, 2003
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid              February 25, 2003
Michael J. Heid
Chief Financial Officer
Executive Vice President

/s/ Robert Caruso                February 25, 2003
Robert Caruso
Senior Vice President
Loan Servicing


EX-99.3 (a)

COLONIAL
SAVINGS     (logo)

ANNUAL CERTIFICATE FOR THE
Wells Fargo Bk MN, NA
Investor # 3146, 3164, 3173, 3532, 3337, 3409, 3531, 3743

In accordance with the Sale and Servicing Agreement for the refenced program, I, the undersigned, hereby certify as to each mortgage loan being serviced by the below named institution that as of the preceding anniversary date of the agreement:

1. As an "Officer" of the below named institution as such term is defined in the Agreement and being authorized to issue this Annual Certificate.

2. All real estate taxes and special assessments of any nature, relating to the mortgage loans, have been paid as and when due.

3. The insurance policies are fully paid and comply with the Agreement.

4. Analysis has been made to insure sufficient monies are being collected in escrow for the current year.

5. All inspections have been made as required by the Agreement.

It is further certified that,

To the best of my knowledge and upon reasonable investigation, the servicing of the mortgage loans during the year preceding the last Anniversary date of the Agreement has been conducted in compliance with the Agreement except for such exceptions as have been set forth below:

EXCEPTIONS: (if any)_________________________________

A review of activities with respect to performance under the Agreement during the year preceding the last anniversary date of the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of the below date in the fulfillment of any obligations under the Agreement other than the events of default, if any, which have been listed below with the nature and status thereof:

EVENTS OF DEFAULT: (if any):___________________________

PARTICIPANT: COLONIAL SAVINGS, F.A.

SIGNED: /s/ Cary W. Adams
TITLE: Cary W. Adams, Senior Vice President
DATED: December 21, 2002


2626A West Freeway, Fort Worth, Texas 76102 Office: 817-390-2000 www.colonialsavings.com




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